Form 10-K
period 2004-12-31
CHARLIE MAC TRUST 2004-1, MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-1
filed 2005-03-31
CIK 1298462

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-115122-07


        Charlie Mac Mortgage Trust
        Mortgage Pass-Through Certificates
        Series 2004-1

     (Exact name of registrant as specified in its charter)


   New York                                         54-2157808
  (State or other jurisdiction of                   54-2157809
  incorporation or organization)                    54-2157810
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 15.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Associated Credit Union, as Sub-Servicer for U.S. Central <F1>
      b) Bank Fund Staff FCU, as Sub-Servicer for U.S. Central <F1>
      c) Bethpage FCU, as Sub-Servicer for U.S. Central <F1>
      d) First Technology Credit Union, as Sub-Servicer for U.S. Central <F1>
      e) Midwest Loan Services, as Sub-Servicer for U.S. Central <F1>
      f) Missoula, as Sub-Servicer for U.S. Central <F1>
      g) Navy Federal Credit Union, as Sub-Servicer for U.S. Central <F1>
      h) Wescom, as Sub-Servicer for U.S. Central <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Associated Credit Union, as Sub-Servicer for U.S. Central <F1>
      b) Bank Fund Staff FCU, as Sub-Servicer for U.S. Central <F1>
      c) Bethpage FCU, as Sub-Servicer for U.S. Central <F1>
      d) First Technology Credit Union, as Sub-Servicer for U.S. Central <F1>
      e) Midwest Loan Services, as Sub-Servicer for U.S. Central <F1>
      f) Missoula, as Sub-Servicer for U.S. Central <F1>
      g) Navy Federal Credit Union, as Sub-Servicer for U.S. Central <F1>
      h) Wescom, as Sub-Servicer for U.S. Central <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) U.S. Central Credit Union, as Named Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Charlie Mac Mortgage Trust
    Mortgage Pass-Through Certificates
    Series 2004-1
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Dawn Hammond, Vice President

  By: /s/ Dawn Hammond, Vice President

  Dated:  March 31, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Dawn Hammond, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Charlie Mac Mortgage Trust Mortgage Pass-Through Certificates, Series 2004-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Associated Credit Union as Servicer, Bank Fund Staff FCU as Servicer, Bethpage FCU as Servicer, First Technology Credit Union as Servicer, Midwest Loan Services as Servicer, Missoula as Servicer, Navy Federal Credit Union as Servicer, U.S. Central Credit Union as Servicer, and Wescom as Servicer.

     Date:  March 31, 2005

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


  EX-99.1 (a)
Nearman * Maynard * Vallez
CPAs & Consultants, P.A.

(logo) 25 YEARS


Associated Credit Union
6251 Crooked Creek Road
Norcross, GA 30092-3107


Independent Accountant's Report


To Associated Credit Union:


We have examined management's assertion about Associated Credit Union's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program For Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for Associated Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Associated Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Associated Credit Union's compliance with the minimum servicing standards.


In Our opinion, management's assertion that Associated Credit Union complied with the aforementioned minimum servicing standards as of and for the twelve months ended December 31, 2004 is fairly stated, in all material respects.



/s/ Nearman, Maynard, Vallez, CPAs & Consultants, P.A.
Nearman, Maynard, Vallez, CPAs & Consultants. P.A.


Atlanta
205 Brandywine Blvd., Suite 100
Fayetteville, Georgia 30214-1561
(770) 461-5706 FAX (770) 719-1888
http://www.nearman.com

Miami
10621 North Kendall Dr., Suite 219
Miami, Florida 33176
(305) 598-1730 FAX (305) 595-9316
E-mail: Info@nearman.com





  EX-99.1 (b)
(logo) ERNST&YOUNG
Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102
Phone: (703) 747-1000
www.ey.com

Report of Independent Accountants



Bank-Fund Staff Federal Credit Union


We have examined management's assertion, included in the accompanying report titled Management Assertion, that Bank-Fund Staff Federal Credit Union (the "Credit Union") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Credit Union's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Credit Union's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with specified requirements.


In our opinion, management's assertion that the Credit Union complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 25, 2005


A Member Practice of Ernst & Young Global





  EX-99.1 (c)
McGladrey & Pullen
Certified Public Accountants


Bethpage Federal Credit Union
Bethpage, New York

We have examined management's assertion about Bethpage Federal Credit Union's Compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion. Our responsibility is to express an opinion on management's assertion about Bethpage Federal Credit Union's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accounts and, accordingly, included examining, on a test basis, evidence about Bethpage Federal Credit Union's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Bethpage Federal Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Bethpage Federal Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/McGladrey & Pullen, LLP


Beverly, Massachusetts
February 4, 2005



McGladrey & Pullen, LLP is a member firm of RSM International an affiliation of separate and independent legal entities.





  EX-99.1 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1300 SW Fifth Avenue
Suite 3100
Portland OR 97201
Telephone (971) 544 4000
Facsimile (971) 544 4100


Report of Independent Accountants


To the Board of Directors of
First Technology Credit Union and
Charlie Mac


We have examined management's assertion on the attached Exhibit 1 about First Technology Credit Union (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

January 26, 2005



Exhibit 1
first (logo) tech
c r e d i t  u n i o n



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

January 26, 2005


As of and for the year ended December 31, 2004, First Technology Credit Union (the "Credit Union") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Credit Union had in effect a fidelity bond and errors and omissions policy in the amounts of $5,000,000.00 and $5,000,000.00 respectively.



/s/ Bob Corwin
President and Chief Operations Officer


/s/ Mike Osborne
Executive Vice President, Chief Financial Officer


/s/ Jamie Gray
Executive Vice President of Loan Servicing





  EX-99.1 (e)
Richard C. Woodbury, P.C.
Certified Public Accountant
20017 E. Sharon Avenue
Houghton, MI 49931-1904


Phone: (906) 482-1305
Fax: (906) 482-9555
Email: rwoodbury@charterinternet.com
Website: www.rcwpc.com



INDEPENDENT AUDITOR'S REPORT



Board of Directors
Midwest Loan Services, Inc.
Houghton, MI 49931


We have examined management's assertion, included in the accompanying report titled Report of Management, that Midwest Loan Service, Inc. Complied with the servicing standards identified in exhibit A to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing suck other procedures as we considered necessary in the circumstances. We believe that our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum standards during the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ Richard C. Woodbury

Richard C. Woodbury, CPA
February 25, 2005





  EX-99.1 (f)
(logo) McGladrey & Pullen
Certified Public Accountants



Missoula Federal Credit Union
Missoula, Montana


We have examined management's assertion about Missoula Federal Credit Union's Compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion. Our responsibility is to express an opinion on management's assertion about Missoula Federal Credit Union's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accounts and, accordingly, included examining, on a test basis, evidence about Missoula Federal Credit Union's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Missoula Federal Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Missoula Federal Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ McGladrey& Pullen, LLP


Brisbane, California
March 10, 2005


McGladrey & Pullen, LLP is a member firm of RSM International-an affiliation of separate and independent legal entities.





  EX-99.1 (g)
PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCooper LLP
1751 Pinnacle Drive
McLain VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100
www.pwc.com


Report of Independent Accountants


To the Board of Directors and Supervisory Committee of
Navy Federal Credit Union


We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Program for Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCooper LLP

March 28, 2005





  EX-99.1 (h)

(logo)
McGladrey & Pullen
Certified Public Accountants


Wescom Credit Union
Pasadena, California


INDEPENDENT AUDITOR'S REPORT



We have examined management's assertion included in the accompanying Assertion by Wescom Credit Union (the Credit Union), that the Credit Union complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the following management assertion, insofar as that assertion relates to Charlie Mac serviced loan portfolio:


"As of and for the year ended December 31, 2004. Wescom Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) solely as they relate to the Charlie Mac serviced loan portfolio. As of and for this same period, Wescom Credit Union had in effect a fidelity bond and errors and omissions policy in the amounts of $10,000,000 and $1,500 000, respectively"


Management is responsible for the credit union's compliance with these minimum servicing standards Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards

In our opinion, management's assertion that Wescom Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ McGladrey & Pullen, LLP

Los Angeles California
March 9, 2005


McGladrey & Pullen, LLP is a member firm of RSM international - an affiliation of separate and independant legal entities.





  EX-99.2 (a)
(logo) acu
ASSOCIATED
CREDIT UNION

6231 Crooked Creek Road, Norcross, Georgia 30092-3107
Telephone (770) 448-8200
www.acuonline.org


Nearman, Maynard, Vallez, CPAs & Consultants, P.A.
10621 North Kendall Drive, Suite 219
Miami, Florida 33176

RE: Management Assertion


As of and for the period ended December 31, 2004, Associated Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, to the extent the procedures in such Program are applicable to the servicing obligations set forth in the Credit Union's contract with Charlie Mac. We have determined the applicable procedures to be as follows:


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall he made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal . balance and number of loans serviced by the servicing entity.


V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrows accounts shall be analyzed, in accordance with the mortgagor's loan documents on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)


VI. DELINQUENCIES


1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
    (e.g., illness or unemployment).


VII. INSURANCE POLICIES


1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


As of and for the same period, Associated Credit Union had in effect a fidelity policy and errors and omissions policy in the amount of $5,000,000


/s/ George Clarke
George Clarke. President

3.15.05
Date





  EX-99.2 (b)
(logo) Bank-Fund Staff Federal Credit Union
Serving the Staffs and Families of The World Bank Group and International Monetary Fund


February 25, 2005

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102


Management Assertion


Gentlemen:

We, as members of management of Bank-Fund Staff Federal Credit Union, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of Bank-Fund Staff Federal Credit Union's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, Bank-Fund Staff Federal Credit Union complied, in all material respects, with the minimum servicing standards set forth in the USAP.


As of and for this same period, Bank-Fund Staff Federal Credit Union had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $1,000,000 respectively.


Very truly yours,

/s/ Richard J. Osius
Richard J. Osius
Managing Director and
Chief Executive Officer


/s/ Stephen D. Breed
Stephen D. Breed
Director of Lending Services


/s/ John J. Dean
John J. Dean
Controller



Main Office:
1818 H Street, N.W.
Room MC C2-300
Washington, D.C.
20433

Mail:
PO Box 27755
Washington, D.C.
20038-7755
USA

Lending Services:
1750 H Street, N.W.
Suite 300
Washington, D.C.
20006


Tel (202) 458-4300  US Toll-Free (800) 923-7328 Fax (202) 522-1528
www.bfsfcu.org





  EX-99.2 (c)
899 S. Oyster Bay Road
Bethpage, NY 11714


1.800.628.7070 Tel
516.349.6765 Fax
www.bethpagefcu.com

(logo)
Bethpage
Federal Credit Union


McGladrey & Pullen, LLP
100 Cummings Center
Suite 211-C
Beverly, MA 01915


As of and for the year ended December 31, 2004, Bethpage Federal Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Bethpage Federal Credit Union had in effect a fidelity bond in the amount of $10,000,000 and errors and omissions policy in the amount of $1,000,000.


/s/Kirk Kordeleski
Kirk Kordeleski, President and Chief Executive Officer
Bethpage Federal Credit Union


Date



/s/Brian Clarke
Brian Clarke, Senior Vice President and Chief Financial Officer
Bethpage Federal Credit Union

2/10/05
Date


Banking among friendsTM





  EX-99.2 (d)
Exhibit 1
first (logo) tech
c r e d i t  u n i o n



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

January 26, 2005


As of and for the year ended December 31, 2004, First Technology Credit Union (the "Credit Union") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Credit Union had in effect a fidelity bond and errors and omissions policy in the amounts of $5,000,000.00 and $5,000,000.00 respectively.




/s/Bob Corwin
President and Chief Operations Officer


/s/ Mike Osborne
Executive Vice President, Chief Financial Officer


/s/ Jamie Gray
Executive Vice President of Loan Servicing





  EX-99.2 (e)
(logo)MidWest
LOAN SERVICES INC.
616 Sheldon Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
phone: (906) 487-5870
fax: (906) 487-5869
e-mail: mlsloan@up.net
web: www.subservicer.com

Management's Assertion on Compliance
With the Specified Minimum Servicing Standards Set Forth
In the Uniform Single Attestation Program for Mortgage Bankers

We, as members of management of Midwest Loan Services, Inc., are responsible for complying with the servicing standards identified in the attached Exhibit A. These standards are set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Company complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2004 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $3,000,000.

/s/ Edward Burger
President

/s/ Stephen Ranzini
Chairman of the Board
February 25, 2005


Exhibit A

Specified Minimum Servicing Standards

  I. Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a. be mathematically accurate;
        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;
        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and
        d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

 IV. Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

  V. Mortgagor Loan Accounting (continued)

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

 VI. Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (f)
(logo)
Missoula Federal
Credit Union (406) 523-3300 / www.missoulafcu.org


March 11, 2005



McGladrey & Pullen, LLP
2033 Sixth Avenue, Suite 324
Seattle, Washington 98121

In connection with your examination of our assertion that Missoula Federal Credit Union complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
Mortgage Bankers (USAP) as of and for the period ended December 31, 2004, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly, we make the following representations, which are true to the best of our knowledge and belief in all material respects:


1. We are responsible for complying with the minimum servicing standards in the USAP.
2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.
3. We have performed an evaluation of Missoula Federal Credit Union's compliance with the minimum servicing standards.
4. As of and for the period ended December 31, 2004 Missoula Federal Credit Union has complied with the minimum servicing standards
5. We have disclosed to you all known noncompliance with the minimum servicing standards.
6. We have made available to you all documentation related to compliance with the minimum servicing standards.
7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2004 and March 11, 2005.
8. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2004.


Missoula Federal Credit Union


/s/ Gary Clark
Gary Clark, President/CEO


/s/ Sandy Mitchell
Sandy Mitchell, CFO



Fairway       Southside       Downtown       Reserve          University
2001 Brooks   3600 Brooks     126 W. Spruce  2610 N. Reserve  First floor UC
Missoula, MT  Missoula, MT    Missoula, MT   Missoula, MT     Missoula, MT
59801         59801           59802          59808            59801





  EX-99.2 (g)
(logo) NAVY FEDERAL
CREDIT UNION
PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 28, 2005


As of and for the year ended December, 31 2004 Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program far Mortgage Bankers ("USAP").


As of and for this same period, Navy Federal had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $500,000 respectively.


/s/ John Peden
John Peden
Senior Executive Vice President, Operations


/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President, Operations


/s/ Ann Stevenson
Ann Stevenson
Vice President, Loan Servicing Division


/s/ Latisa M. Head
Latisa M. Head
Vice President, Loan Servicing Division





  EX-99.2 (h)

(logo) Wescom Credit Union

March 14,2005

McGladrey & Pullenn, LLP
2001 South Barrington Ave, Suite 303
Los Angeles, Ca 90025

Dear Sirs:

In connection with your examination of our assertion that Wescom Credit Union complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of December 31, 2004 and for the year then ended, solely as they relate to the Charlie Mac serviced loan portfolio, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly we make the following representations, which are true to the best of our Knowledge and belief in all material respects.

1. We are responsible for complying with the minimum servicing standards in the USAP.
2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.
3. We have performed an evaluation of Wescom Credit Union's compliance with minimum servicing standards
4. As of December 31, 2004, and for the year then ended, Wescom Credit Union has materially complied with the minimum servicing standards.
5. We have disclosed to you all known noncompliance with the minimum servicing standards.
6. We have made available to you all documentation related to compliance with the minimum servicing standards.
7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with minimum servicing standards, including communications received between December 31, 2004 and March 15, 2005.
8. As of December 31, 2004 and for the year then ended, Wescom Credit Union had in effect a Fidelity Bond and Errors and Omissions policy in the amounts of $10,000,000 and $1,500,000, respectively.

/s/ Peter McNulty
Peter McNulty, Senior Vice President Lending

/s/Mark Tsimanis
Mark Tsimanis, Real Estate Loan Servicing Manager
Mark Tsimanis, Real

Administrative Offices 123 South Marengo Avenue Pasadena, CA 91101
Phone (626) 535-1000 * Toll Free (888) 493-2266 * Web site www.Wescom.org * e-mail mail@wescom.org





  EX-99.3 (a)
(logo) U.S. CENTRAL

March 29, 2005

Suite 100
9701 Renner Blvd
Lenexa, Kansas 66219
TEL: (913) 227-6000
Toll Free: (888) 872-0440
Fax: (913) 438-1564
www.USCENTRAL. COOP


Wells Fargo Bank,NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Compliance

RE: Annual Statement As To Compliance

Per Section 6.04(a) of the Purchase, Warranties and Servicing Agreement, (the "Agreement"), dated as of June 1, 2002 by and between EMC Mortgage Corporation and U.S. Central Credit Union (the "Company"), as amended (the "Agreement") the undersigned officer of the Company hereby certifies the following for the 2004 calendar year:

(a) That a review of the activities of US Central Credit Union during the 2004 calendar year and of its performance under the Agreement has been made under the supervision of the undersigned;

(b) That to the best of such officer's knowledge, based on such review, US Central Credit Union has fulfilled all of its obligations under the Agreement throughout such annual period,


Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Agreement.


Certifed By:

/s/ Conaught M. Loveless
Conaught M. Loveless
Chief Investment Officer








  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,216,123.83          1,736,647.63                 0.00              54,501,352.37
   A-2                               87,563.06            125,041.69                 0.00               3,924,193.31
   A-3                              231,689.73          (231,689.73)                 0.00              10,731,689.72
   A-4                              170,613.06                  0.00                 0.00               7,800,000.00
   A-5                            1,147,579.87          4,968,686.07                 0.00              47,459,716.93
   A-6                              219,697.64          (219,697.64)                 0.00               9,719,697.65
   A-7                              163,040.69                  0.00                 0.00               7,115,000.00
   A-8                               68,929.75            915,866.93                 0.00               6,662,322.48
   A-9                              164,289.41                  0.00                 0.00               6,662,322.48
   B-1                               56,032.03             17,198.02                 0.00               2,436,801.99
   B-2                               22,399.11              6,875.00                 0.00                 974,125.00
   B-3                                7,489.21              2,298.67                 0.00                 325,701.32
   B-4                                9,315.84              2,859.32                 0.00                 405,140.67
   B-5                                5,616.90              1,724.01                 0.00                 244,275.99
   B-6                                3,742.13              1,032.18                 0.00                 162,834.54
   PO                                     0.00             71,773.45                 0.00               3,707,248.98
   R-I                                    0.22                 50.00                 0.00                       0.00
   R-II                                   0.22                 50.00                 0.00                       0.00
   R-III                              8,419.93                 50.00                 0.00                       0.00